Form 10-Q
period 2006-11-06
NOVOGEN LTD
filed 2006-11-07
CIK 1075880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 000-50484

Marshall Edwards, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0407811
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

140 Wicks Road, North Ryde, NSW, 2113 Australia
(Address of principal executive offices) (Zip Code)

(011) 61 2 8877- 6196
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2006 the number of shares outstanding of the issuer’s common stock, $0.00000002 par value, was 63,390,937.

MARSHALL EDWARDS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006	3
	Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 and for the period from December 1, 2000 (inception) through September 30, 2006	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 and for the period from December 1, 2000 (inception) through September 30, 2006	5
	Consolidated Statement of Stockholders’ Equity	6
	Notes to Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4:	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1A:	Risk Factors	32

Item 6:	Exhibits	32

SIGNATURES		33

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2006	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$20,894	$10,054
Deferred offering costs	-	95
Prepaid expenses and other current assets	64	246
Total current assets	20,958	10,395
Total assets	$20,958	$10,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$187	$420
Accrued expenses	802	638
Amount due to related company	205	202
Total current liabilities	1,194	1,260

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 100,000 shares,
none outstanding	-	-
Common stock, $ 0.00000002 par value, 113,000,000 authorized shares; shares issued and outstanding: 63,390,937 at
September 30, 2006 and 56,938,000 at June 30, 2006	-	-
Additional paid-in capital	53,145	34,636
Deficit accumulated during development stage	(33,381)	(25,501)
Total stockholders' equity	19,764	9,135
Total liabilities and stockholders' equity	$20,958	$10,395

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2006	2005	2006

Revenues:
Interest and other income	$135	$122	$1,234
Total revenues	135	122	1,234

Operating expenses:
Research and development	(927)	(586)	(11,107)
License fees	(5,000)	(1,000)	(17,000)
Selling, general and administrative	(2,088)	(339)	(6,506)
Total operating expenses	(8,015)	(1,925)	(34,613)

Loss from operations	(7,880)	(1,803)	(33,379)
Income tax expense	-	-	(2)
Net loss arising during development stage	$(7,880)	$(1,803)	$(33,381)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.03)

Weighted average common shares outstanding	62,619,391	56,938,000

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Period from December 1, 2000 (Inception) through September 30,
	2006	2005	2006

Operating activities
Net loss arising during development stage	$(7,880)	$(1,803)	$(33,381)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Share based payments	1,642	-	1,642
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	182	(34)	(64)
Accounts payable	(233)	80	187
Accrued expenses	164	(19)	802
Amounts due to related company	3	960	205
Net cash used in operating activities	(6,122)	(816)	(30,609)

Financing activities
Net proceeds from issuance of common stock	16,962	-	51,503
Net cash provided by financing activities	16,962	-	51,503
Net increase (decrease) in cash and cash
equivalents	10,840	(816)	20,894
Cash and cash equivalents at beginning of period	10,054	9,238	-
Cash and cash equivalents at end of period	$20,894	$8,422	$20,894

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock	Additional paid in capital	Deficit accumulated during development stage	Total
	(shares)

Balance at June 30, 2006	56,938,000	$34,636	$(25,501)	$9,135
Net loss arising during development stage			(7,880)	(7,880)
Comprehensive Loss				(7,880)
Common Stock issued July 11, 2006	6,329,311	16,867		16,867

Shares issued as share-based payment (refer Note 6)	123,626	443	-	$443
Warrants issued as share-based payment (refer Note 6)		1,199	-	$1,199

Balance at September 30, 2006	63,390,937	$53,145	$(33,381)	$19,764

See accompanying notes to the consolidated financial statements.

MARSHALL EDWARDS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

1. The Company and Summary of Significant Accounting Policies

Marshall Edwards, Inc. (“MEI” or the “Company”) is a development stage company incorporated in December 2000 as a wholly-owned subsidiary of Novogen. The Company commenced operations in May 2002 and its business purpose is the development and commercialization of drugs for the treatment of cancer. The Company is presently engaged in the clinical and pre-clinical development of the anti-cancer drugs phenoxodiol, NV-196 and NV-143. Novogen’s subsidiary has granted to the Company’s subsidiary, Marshall Edwards Pty Ltd (MEPL), worldwide non-transferable licenses under its patent right and patent applications and its relevant know-how to conduct clinical trials and commercialize and distribute all forms of phenoxodiol, NV-196 and NV-143 for uses in the field of prevention, treatment, and cure of cancer in humans, except topical applications.

The Company’s main focus since commencing operations has been to undertake human clinical testing of phenoxodiol. The Company has now reached agreement under the Special Protocol Assessment (SPA) process with the United States Food and Drug Administration (FDA) on the design of a pivotal study protocol for the investigational anti-cancer drug, phenoxodiol. The trial, known as the OVATURE study, is designed to test the ability of phenoxodiol to restore sensitivity of late-stage ovarian cancers to carboplatin, a standard form of therapy for ovarian cancer.

In May 2006, the Company licensed two oncology compounds, NV-196 and NV-143, from Novogen. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in pre-clinical testing stage. The Company will continue the clinical development and commercialization of these two additional drug candidates which will complement the current drug candidate, phenoxodiol, in the area of cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of MEI. and its wholly-owned subsidiary, MEPL. Significant intercompany accounts and transactions have been eliminated on consolidation.

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Interest

The only revenue earned to date is interest on cash balances, which is recognised on an accruals basis.

Cash and Cash Equivalents and Short Term Investments

Cash on hand and in banks and short-term deposits are stated at their nominal value. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with stated maturities of greater than three months are classified as short-term investments. The Company’s cash, held in the United States, is deposited in financial institutions that are FDIC insured. These deposits are in excess of the FDIC insurance limits. The Company also holds cash with Australian financial institutions.

Income Taxes

Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes that it is more likely than not that a portion of the deferred income tax assets are not realizable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate fair value.

Foreign Currency Translation

The financial statements of MEPL have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the periods. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.

Translation of MEPL’s Financial Statements into U.S dollars does not have a material impact on the Company’s financial position.

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting human clinical and pre-clinical trials of phenoxodiol, NV-196 and NV-143. Research and development costs are charged to expense as incurred.

License Fees

Costs incurred related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use or have no alternative future use, are charged to earnings in the period incurred.

Stock-Based Compensation

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

Other stock-based payments have been accounted for in accordance with SFAS No. 123R “Share-Based Payments”. The Company therefore recognises the cost of goods acquired or the expense for services received in a share-based payment transaction when it obtains the goods or as services are received. The Company recognises a corresponding increase in equity or a liability depending on the classification of the share-based instrument granted.

Basic and Diluted Loss Per Share

Basic and diluted earnings or loss per share is calculated in accordance with FASB Statement No. 128, “Earnings Per Share.” In computing basic earnings or loss per share, the dilutive effect of stock options are excluded, whereas for diluted earnings per share they are included unless the effect is anti-dilutive. Since the Company has a loss for all periods presented, there is no dilutive effect of stock options.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss for all periods presented has been reflected in the Consolidated Statement of stockholders’ equity.

Stockholders’ Equity

Ordinary share capital is recognised at the fair value of the consideration received by the Company. Any transaction costs arising on the issue of shares are recognized directly in equity as a reduction in the share proceeds received.

Deferred Offering Costs

Where costs associated with a capital raising have been incurred at balance date and it is probable that the capital raising will be successfully completed after balance date, such costs are deferred and offset against the proceeds subsequently received from the capital raising.

2. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2006	2005

Numerator
Net loss arising during development stage	(7,880)	(1,803)
Effect of dilutive securities	-	-
Numerator for diluted earnings per share	$(7,880)	$(1,803)

Denominator
Denominator for basic earnings per share -
Weighted average number of shares used in computing net loss per share, basic and diluted	62,619,391	56,938,000
Effect of dilutive securities	-	-
Dilutive potential common shares	62,619,391	56,938,000

Basic and diluted earnings per share	$(0.13)	$(0.03)

During the period presented the Company had warrants outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. Since the Company has a loss for all periods presented, diluted and basic earnings per share are the same. The outstanding warrants consist of the following potential common shares:

	As at September 30,
	2006	2005
Warrants excercisable prior to December 18, 2006 at an exercise price of $9.00	2,392,000	2,392,000
Warrants excercisable prior to July 11, 2010 at an exercise price of $4.35	2,815,258	-
Common shares issuable upon exercise of outstanding warrants	5,207,258	2,392,000

During July 2006, the Company issued 6,452,937 shares of common stock and 2,815,258 warrants in connection with a PIPE capital raising and for securing a Standby Equity Distribution Agreement. For further details see Note 6 “Equity”.

3. Expenditure Commitments

At September 30, 2006, the Company had contractual obligations for the conduct of clinical trials, pre-clinical research and development and manufacturing process development of approximately $7,550,000. Of the expenditure commitments, clinical trial amounts are based on the assumption that all patients enrolled in clinical trials will complete the maximum number of allowed treatment cycles. The amounts, assuming all treatment cycles are completed, are expected to be incurred as follows:

	Payment due by period (in thousands)
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$7,550	$5,072	$2,478	$-	$-

Total	$7,550	$5,072	$2,478	$-	$-

No amounts have been included for future payments to Novogen which may arise in connection with the license agreements for phenoxodiol, NV-143 and NV-196, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions. Payments in connection with these agreements are detailed in Note 5 “Related Party Transactions”.

The Company is not currently a party to any material legal proceedings.

The Company’s certificate of incorporation provides that it will indemnify Novogen in connection with certain actions brought against Novogen by any of the Company’s stockholders or any other person.

The Company has guaranteed the payment and performance of the obligations of its subsidiary, MEPL, to Novogen and its subsidiaries, Novogen Laboratories Pty Limited and Novogen Research Pty Limited, under the license agreements, the manufacturing license and supply agreement and the services agreement. Novogen has guaranteed the performance of the obligations of Novogen Research Pty Limited under the license agreement for phenoxodiol and the obligations of Novogen Laboratories Pty Limited under the manufacturing license and supply agreement to MEPL. Each of the Company and Novogen’s obligations in the guarantee and indemnity agreement are absolute, unconditional and irrevocable.

The Company has issued a letter of support to the Directors of MEPL guaranteeing financial support, for a period of twelve months ending October 3, 2007, should it be unable to meet any of its financial commitments.

4.  Segment Information

The Company’s focus is to continue the clinical and pre-clinical program currently underway for the development and commercialization of phenoxodiol, NV-143 and NV-196. The business contains two major segments based on geographic location.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	(In Thousands)
	USA	Australia	USA	Australia
Loss from operations	$(1,772)	$(6,108)	$(30)	$(1,773)
Segment assets	15,277	5,680	15,077	3,505

5. Related Party Transactions

License Agreement

In September 2003, the Company entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. The Company paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeded $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:

(a) the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the license agreement with Novogen; or

(b) the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the license agreement by doing in that country any of the things set out in the license agreement.

2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the license agreement for each calendar year ending December 31 during the exclusivity period of the license. The December 31, 2006 license fee has been deferred under the license amendment deed which is discussed below.

License Amendment Deed for Phenoxodiol

In June 2006, the Company entered into an amendment deed to the license agreement for phenoxodiol. Pursuant to the original term of the license agreement for phenoxodiol the Company was required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The amendment deed extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:

(i)  approval by the FDA of a New Drug Application (NDA) for phenoxodiol;
(ii)  approval or authorization of any kind to market phenoxodiol in the United States; or
(iii) approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

Upon receipt of any of the above, the Company must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone license fee replaces the $8,000,000 December 31, 2006 milestone fee.

The license amendment deed provides that this milestone license fee is not due until one of the approvals set out above is obtained. As no approvals described above have been received no milestone license fees have been accrued at September 30, 2006 or June 30, 2006.

License Agreement NV-196 and NV-143

In May 2006, the Company entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The license agreement covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the license agreement. The Company is required to make payments under the terms of this second license agreement with Novogen as follows:

1.
A lump sum license fee of $1,000,000 is payable to Novogen on the commencement date of the license in consideration of the license granted. This initial lump sum license fee was paid to Novogen in May 2006.

2.  In further consideration of the license granted, MEPL must pay to Novogen the following milestone license fees upon the occurrence of the responding milestone as set forth below;

a)	the first license product containing NV-196 to reach a milestone as set forth below; and
b)	the first licensed product containing NV-143 to reach a milestone as set forth below.
The milestone license fees are:
i)
$1,000,000 on the date an investigational new drug application (IND) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date;

ii)
$2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before June 30, 2009, then this amount will be due on this date;

iii)
$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011, then this amount will be due on this date; and

iv)
$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will be due on this date.

3.
MEPL must pay Novogen royalties of 5.0% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent rights in any country or territory expire, lapse, are revoked, do not exist or are assigned to MEPL and the product is entirely manufactured and supplied in such country.

4.
Minimum royalties of $3,000,000 per year are payable following the date of first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

License Option Deed

The license option deed grants MEPL an exclusive right to accept and an exclusive right to match any proposed dealing by Novogen of its intellectual property rights with a third party relating to synthetic compounds (other than phenoxodiol) that have known or potential applications in the field of prevention, treatment or cure of cancer in humans in all forms other than topical applications.

Services Agreement

The Company does not currently intend to directly employ any staff. Under the terms of the services agreement, Novogen Limited or its subsidiaries have agreed to provide services reasonably required by the Company relating to the development and commercialization of phenoxodiol and other licensed products, including NV-196 and NV-143. Novogen has agreed to provide these services at cost plus a 10% mark-up. The Company may terminate the agreement on three months written notice to Novogen.

Transactions giving rise to expenditures amounting to $515,000 and $329,000 were made under the services agreement with Novogen during the three months ended September 30, 2006 and 2005 respectively. Of these amounts, $318,000 and $149,000 related to service fees paid to Novogen for research and development services provided in the three months ended September 30, 2006 and 2005 respectively, reflecting the time spent by Novogen research staff on the development of phenoxodiol. Additionally, $197,000 and $180,000 of the total expenditures during the three months ended September 30, 2006 and 2005, respectively, related to costs incurred for administration and accounting services provided by Novogen.

At September 30, 2006 and 2005, $187,000 and $121,000, respectively, were due and owing to Novogen under the services agreement and are included in amounts due to related company.

Manufacturing License and Supply Agreement

Under the terms of the manufacturing license and supply agreement, MEPL has granted to one of Novogen’s subsidiaries an exclusive, non-transferable sub license to manufacture and supply phenoxodiol in its primary manufactured form. Novogen’s subsidiary has agreed to supply phenoxodiol to MEPL for the clinical trial development program and phenoxodiol’s ultimate commercial use. Phenoxodiol supplied by Novogen under the terms of this agreement will be charged at cost plus a 50% markup.

Transactions giving rise to expenditures amounting to $50,000 and $85,000 were made under the manufacturing license and supply agreement with Novogen during the three months ended September 30 , 2006 and 2005, respectively.

At September 30, 2006 and 2005, $6,000 and $22,000, respectively, were due and owing to Novogen under the manufacturing license and supply agreement and are included in amounts due to parent company.

6. Equity

MEI is a development stage company incorporated in December 2000 that commenced operations in May 2002 coinciding with its listing on the London Stock Exchange’s Alternative Investment Market (AIM).

In May 2002, the Company sold 2,523,000 shares of its common stock and 2,523,000 warrants, raising proceeds of $9,022,000, net of $1,070,000 of transaction costs. The warrants were exercisable prior to November 30, 2003 at an exercise price of $4.00 per share. The common stock was listed for trading on the AIM. Following the listing, Novogen Limited retained 95.1% of the Company’s common stock.

In June 2003, 9,000 warrants were exercised, resulting in proceeds to the Company of $36,000. In November 2003 the remaining 2,514,000 warrants were exercised at an exercise price of $4.00 per share with proceeds to the Company of $10,056,000.

In December 2003, the Company sold 2,392,000 common stock units at a public offering price of $7.50 per unit. Each common stock unit consisted of:

•	one share of common stock; and

•	one warrant to purchase a share of common stock, exercisable prior to December 18, 2006 at an exercise price equal to $9.00.

In connection with the December 2003 offering, the Company’s common stock and warrants commenced trading separately on the Nasdaq Global Market. The Company received proceeds of $15,522,000, net of $2,431,000 transaction costs in the December 2003 offering. Following the offering, Novogen Limited retained 86.9% of the Company’s common stock.

In January 2006, the Company voluntarily cancelled the trading of its common stock on the Alternative Investment Market of the London Stock Exchange (AIM).

On July 11, 2006, the Company entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of our common stock and warrants exercisable for 2,215,258 shares of our common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. The Company closed the private placement on July 11, 2006. In connection with the PIPE the company received proceeds of $16.9 million net of $1.5 million commissions and other costs.

In connection with the securities subscription agreement the Company entered into with certain accredited investors as of July 11, 2006, the Company entered into a registration rights agreement pursuant to which the Company is obligated to file a resale registration statement with the SEC covering the shares of common stock issued in connection with the securities subscription agreement, in addition to the shares of common stock underlying the warrants issued in connection with the securities subscription agreement. The Company filed the registration statement on August 9, 2006 which was declared effective September 5, 2006.

On July 11, 2006, the Company entered into a standby equity distribution agreement (the “SEDA”), with Cornell Capital Partners, LP. Under the SEDA, the Company may issue and sell to Cornell shares of its common stock for a total purchase price of up to $15 million, once a resale registration statement is in effect. Commencing as of the effective date of the registration statement and continuing for up to 24 months thereafter the Company has sole discretion whether and when to sell shares of its common stock to Cornell. Cornell will be irrevocably bound to purchase shares of common stock from the Company after the Company sends a notice that it intends to sell shares of its common stock to Cornell. Each advance under the SEDA is limited to a maximum of $1.5 million.

In connection with the SEDA, the Company paid Cornell a commitment fee of 123,626 shares of its common stock and warrants to purchase 600,000 shares of its common stock that expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The exercise price and number of shares issuable upon exercise of such warrants are subject to adjustment in the event of stock dividends, stock splits and other similar events. The commitment fee, comprising shares and warrants, is a share-based payment and has been accounted for in accordance with FAS123R "Share-based Payment". The fair values of shares and warrants issued have been recognised directly in equity in the balance sheet and as selling, general and administration expenses in the income statement in the quarter ended September 30, 2006. Under the terms of the PIPE the Company is required to maintain an effective registration statement. As the penalty for not maintaining this registration is less than the difference between the value of registered shares and unregistered shares the equity has been classified as permanent equity.

Before the Company can sell any shares of its common stock to Cornell under the SEDA, a resale registration statement will have to be filed with and declared effective by the SEC to cover Cornell’s resale of shares of our common stock it buys under the SEDA.

The Company has not issued any shares under the terms of the standby equity distribution agreement.

Following the private placement, Novogen Limited retained 78.1% of the Company’s common stock.

7. Contingent Liability

In the event that the registration statement, filed in connection to the securities subscription agreement, ceases to be effective or usable at any time while shares of common stock covered by it remain unsold or may only be sold subject to certain volume limitations, or investors are not permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement, the Company will be obligated to pay investors who purchased shares of common stock in the private placement liquidated damages equal to 1% of the aggregate purchase price paid by each investor pursuant to the securities subscription agreement for any shares of common stock, shares of common stock issuable upon exercise of warrants or warrants then held by each investor per month (pro rated for any period less than a month) until the registration statement is effective or the investors are permitted to utilize the prospectus in connection with the registration statement to resell shares of common stock covered by the registration statement.

Liquidated damages paid to each investor in the private placement may not exceed more than 10% of the purchase price paid by such investor for shares of common stock, shares of common stock issuable upon exercise of warrants or warrants purchased under the securities subscription agreement. The maximum amount of liquidated damages payable would be approximately $1.8 million. If the Company becomes obligated to pay liquidated damages, the Company would deplete its limited working capital and potentially need to raise additional funds.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Security Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this quarterly report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that it believes may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

• our limited operating history;
• our inability to obtain any additional required financing or financing available to us on acceptable terms;
• our failure to successfully commercialize its product candidates;
• costs and delays in the development and/or receipt of FDA or other required governmental approvals, or the failure to obtain such approvals, for our product candidates;
• uncertainties in clinical trial results;
•  our inability to maintain or enter into, and the risks resulting from our dependence upon, collaboration or contractual arrangements necessary for the development, manufacture, commercialization, marketing, sales and distribution of any products;

• our inability to control the costs of manufacturing our products;
• continued cooperation and support of Novogen, our parent company;
• competition and competitive factors;
• our inability to protect our patents or proprietary rights and obtain necessary rights to third party patents and intellectual property to operate our business;
• our inability to operate our business without infringing the patents and proprietary rights of others;
• costs stemming from our defence against third party intellectual property infringement claims;
• difficulties in enforcement of civil liabilities against our officers and directors who are residents of jurisdictions outside the United States;
• general economic conditions;
• the failure of any products to gain market acceptance;
• technological changes;
• government regulation generally and the receipt of the regulatory approvals;
• changes in industry practice; and
• one-time events.

These risks are not exhaustive. Other sections of this quarterly report may include additional factors which could adversely impact business and financial performance. In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2006. Moreover, we operate in a very competitive and rapidly changing environment.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this report.

Overview

We are a development stage pharmaceutical company listed on the Nasdaq Global Market under the symbol “MSHL”. We were incorporated on December 1, 2000 as a wholly-owned subsidiary of Novogen Limited, an Australian company. We commenced operations in May 2002 and our business purpose is the development and commercialization of drugs for the treatment of cancer.

We are presently engaged in the clinical development and commercialization of a drug candidate called phenoxodiol. We believe that phenoxodiol may have broad application against a wide range of cancers. Phenoxodiol appears to target a number of key components involved in cancer cell survival and proliferation based on the emerging field of signal transduction regulation, with little or no effect on normal cells detected in pre-clinical testing. We have also licensed two other anti-cancer compounds, NV-196 and NV-143, from a subsidiary of Novogen.

Our strategy is to undertake further clinical development and testing of phenoxodiol, focusing on those therapeutic indications that will expedite drug marketing approval by regulatory bodies, leading to phenoxodiol’s commercialization and wide scale distribution. We also plan to develop NV-196 and NV-143 for therapeutic indications not currently targeted by phenoxodiol.

We do not employ any staff directly but obtain services from Novogen under a services agreement. We have incurred losses since inception and expect to incur operating losses and generate negative cash flows from operations for the foreseeable future as we expand research and development activities and move phenoxodiol into later stages of development. As of September 30, 2006, we had accumulated losses of $32,182,000.

We have not generated any revenues from operations since inception other than interest on cash assets.

Expenses have consisted primarily of costs associated with conducting the clinical trials of phenoxodiol and costs incurred under the license agreement for phenoxodiol, the services agreement and the manufacturing license and supply agreements with Novogen and its subsidiaries, including the costs of the clinical trial drug supplies.

To date, operations have been funded primarily through the sale of equity securities.

We expect that quarterly and annual operating results of operations will fluctuate for the foreseeable future due to several factors including the timing and extent of research and development efforts and the outcome and extent of clinical trial activities. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Development Expenses

Research and development costs incurred since inception through September 30, 2006 aggregate to $11,107,000.

Research and development costs include clinical trial expenses and are expensed as they are incurred. These costs are expected to increase in the future as the phenoxodiol clinical program progresses and as we expand our research and development of NV-196 and NV-143. The planned phenoxodiol Phase III OVATURE trial will require large patient numbers resulting in significantly increased costs.

Historical research and development costs and clinical trial costs have not been documented on a project by project basis. In addition, research and development resources are supplied by Novogen across several projects. As a result, the costs incurred for each clinical project cannot be stated precisely on a project by project basis.

We expect that a large percentage of research and development expenses in the future will be incurred in support of current and future clinical development programs. These expenditures are subject to a number of uncertainties in timing and cost to completion.

The duration and cost of clinical trials may vary significantly over the life of a project as a result of:
• the number of sites included in the trials;

• the length of time required to enrol suitable patients;

• the number of patients that participate in the trials;

• the indication being studied; and

• the efficacy and safety profile of the product.

Our strategy also includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our drug candidates. In the event third parties have control over the clinical development process, the completion date would largely be under the control of that third party.

As a result of these uncertainties, we are unable to determine the duration of or completion costs for research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of the drug candidates.

We intend to continue the clinical development of phenoxodiol as well as NV-196 and NV-143, which were licensed from Novogen. We will also continue to assess the opportunity to license other cancer drugs developed by Novogen as the opportunities arise.

Clinical Trial Expenses

Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

Clinical trial expenses of $524,000 have been accrued at September 30, 2006. These estimates are based on the number of patients in each trial and the number of drug administration cycles completed.

Clinical research contracts may vary depending on the clinical trial design and protocol. Generally the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, drug administration cycles, the type of treatment and the outcome being measured. The length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

Manufacturing Scale-up Expenses

Estimates have been used in determining the expense liability under certain manufacturing scale-up contracts where services have been performed but not yet invoiced. The actual costs of those services could differ in amount and timing from the estimates used in completing the financial results.

The manufacturing process development of phenoxodiol is being undertaken to develop a scalable manufacturing process which will facilitate larger scale production quantities while concurrently developing analytical methods and the documentation required for the future New Drug Application (NDA). An NDA is needed in order to market phenoxodiol and will be required if the OVATURE study is successful. The work being undertaken will also provide the drug quantities needed for the OVATURE clinical trial.

No manufacturing scale-up expenses were accrued at September 30, 2006. These estimates are based on the milestones completed for each of the service contracts.

Stock Based Compensation

We account for stock based payments in accordance with SFAS No. 123R “Share-Based Payments”. The costs of these equity-settled transactions are determined using a binomial model to calculate the fair value at the date at which they are granted. With respect to the fair value of 600,000 warrants issued July 11, 2006, in connection with the SEDA commitment fee, the following assumptions were used:

Dividend yield                              0%
Expected volatility                    76%
Historical volatility                    76%
Risk-free interest rate                     5.45%
Expected life of warrant                4 years
Warrant fair value                     $1.998

The dividend yield reflects the assumption that the current dividend payout, which is zero, will continue with no anticipated increases. The expected life of the option is based on historical data and is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility is indicative of future trends, which may also not necessarily be the actual outcome.

The Company’s stock option plan provides for the grant of options to the Company’s directors, employees, employees of the Company’s affiliates and certain of the Company’s contractors and consultants. To date no options have been issued under the plan.

Results of Operations

Three Months Ended September 30, 2006 and 2005

We recorded a consolidated loss of $7,880,000 and $1,803,000 for the three months ended September 30, 2006 and 2005, respectively.

Revenues: We received interest on cash assets and cash equivalents and short term investments of $135,000 for the three months ended September 30, 2006 versus $122,000 for the three months ended September 30, 2005. The increase was due to higher cash balances following the capital raising in July 2006 combined with an increase in interest rates earned by our cash deposits.

Research and Development: Research and Development expenses increased $341,000 to $927,000 for the three months ended September 30, 2006 compared to $586,000 for the three months ended September 30, 2005. The increase was due to a number of factors including the initial fee following the appointment of the clinical research organization which has commenced preparations for enrollment of patients into the Phase III OVATURE clinical trial. Costs were also incurred in connection with the production scale-up activities of phenoxodiol and the initial development of the NDA (New Drug Application) documentation. A further contributing factor to the increase in the research and development expenses for the three months ended September 30, 2006 compared to corresponding period in 2005 was an increase in the research and development service fees incurred under the services agreement with Novogen as a result of the additional time spent on OVATURE clinical trial and in developing the recently licensed product candidates NV-196 and NV-143. We expect research and development clinical trial expenses to increase significantly in the future due to the Phase III OVATURE study.

License Fees: Milestone license fees of $5,000,000 have been expensed in the three months ended September 30, 2006. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Milestone license fees of $1,000,000 were expensed in the three months ended September 30, 2005 in connection with the annual milestone license fee of $4,000,000 due to Novogen December 31, 2005.

Selling, General and Administrative: Selling, general and administrative expenses increased by $1,749,000 to $2,088,000 for the three months ended September 30, 2006 compared to $339,000 for the three months ended September 30, 2005. The increase was due primarily to the cost of the share-based payment of the SEDA commitment fee paid to Cornell Capital Partners, LLP in the form of shares and warrants which were valued at $1,642,000.

Foreign exchange gains/(losses) are included in selling, general and administrative expenses and occur when revaluing cash denominated in foreign currencies and upon consolidation of our wholly owned subsidiary Marshall Edwards Pty Ltd (MEPL). MEPL uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. Further, MEPL’s accounts and financial statements are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on the our financial position. At September 30, 2006 we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended September 30, 2006 were $19,000 compared with net foreign exchange losses of $3,000 during the three months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash resources of $20,894,000 compared to $10,054,000 at June 30, 2006. The increase was due to the capital raising in July 2006, as described below, which was partially offset by the payment of the $5,000,000 milestone license fee and expenditures in the clinical trial program and other corporate expenses incurred in the period. Funds are invested in short term market accounts, pending use.

On July 11, 2006, we entered into a securities subscription agreement with certain accredited investors providing for the placement of 6,329,311 shares of our common stock and warrants exercisable for 2,215,258 shares of our common stock at a purchase price of $2.90 per unit. Each unit consisted of one share of common stock and 0.35 of a warrant to purchase one share of common stock. The warrants have an exercise price of $4.35 per share, subject to certain adjustments. The warrants may be exercised no less than six months from the closing date and will expire four years from the date of issuance, or July 11, 2010. We closed the private placement on July 11, 2006.

On July 11, 2006, we entered into a standby equity distribution agreement, which we refer to as the SEDA, with Cornell Capital Partners, LP. Under the SEDA, we may issue and sell to Cornell shares of our common stock for a total purchase price of up to $15 million, once a resale registration statement is in effect. We have sole discretion whether and when to sell shares of our common stock to Cornell. Cornell will be irrevocably bound to purchase shares of our common stock from us after we send a notice that we intend to sell shares of our common stock to Cornell. Each advance under the SEDA is limited to a maximum of $1.5 million.

In connection with the SEDA, we paid Cornell a commitment fee of 123,626 shares of our common stock and warrants to purchase 600,000 shares of our common stock that expire on July 11, 2010. The warrants have an exercise price of $4.35 per share, subject to certain adjustments.

While the SEDA provides us access to significant equity financing, using the SEDA at low market prices could result in a dilution of net tangible assets per share to current shareholders, and also may have a depressing effect on our stock price.

Source and Uses of Cash

Cash Used in Operating Activities

Cash used in operating activities for the three months ended September 30, 2006 was $6,122,000 compared to $816,000 for the same period in 2005. The increase in cash outflow of $5,306,000 for the three months ended September 30, 2006 was due primarily to the license fee paid to Novogen of $5,000,000 during the period. Additional cash was also used to fund the manufacturing production scale-up program.

Cash Requirements

We are commencing a pivotal clinical study to support marketing approval of phenoxodiol for ovarian cancer. The trial, known as the OVATURE study, is designed to establish the safety and effectiveness of phenoxodiol in combination with carboplatin for late-stage ovarian cancers. We expect to have significant cash requirements in connection with the OVATURE study.

Additional cash resources will also be required to continue the clinical trial programs for NV-196 and NV-143 which were licensed from Novogen in May 2006.

Ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues.

We believe that the proceeds of the private placement closed in July 2006, as well as our access to the SEDA, provide us with sufficient cash resources to fund our planned operations over the next twelve months, which include costs expected to be incurred in the OVATURE trial, the planned preclinical development of NV-196 and NV-143 and the planned human Phase I clinical program for NV-196. We do not expect to access the SEDA prior to 2007.

We will however need to raise additional funds in the future in order to further the clinical development program for NV-196 and NV-143 beyond the current objectives.

License Agreement for Phenoxodiol

In September 2003, we entered into a license agreement pursuant to which Novogen’s subsidiary, Novogen Research Pty Limited, granted to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute phenoxodiol products. The license agreement covers uses of phenoxodiol in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $5,000,000 to Novogen in February 2004 which was the first lump sum license fee payment due under the terms of the license agreement. Also, MEPL paid $2,000,000 to Novogen in January 2005 and $4,000,000 in January 2006 which were the annual milestone license fee payments due under the license agreement. We paid a second lump sum license fee of $5,000,000 to Novogen in July 2006 following the raising of funds in a private placement. This license fee was due on the later of November 1, 2003 or such later date when the cumulative total of all funds received from debt or equity issuances and revenue received from commercialization (income other than sales) and sales of phenoxodiol products exceeds $50,000,000. Following the PIPE share issue on July 11, 2006 the funds received from equity issuances exceeded $50,000,000 which triggered this license fee payment. Future amounts payable to Novogen under terms of the license agreement are as follows:

1. Until the expiration of the exclusivity period of the license, MEPL must pay Novogen 2.5% of all net sales and 25% of commercialization income. After the exclusivity period of the license, 1.5% of net sales must be paid to Novogen. The preconditions to such payments have not yet occurred.

The “Exclusivity Period” ends on the later of:

(a) the date of expiration or lapsing of the last patent right in the patents and patent applications set out in the license agreement with Novogen; or

(b) the date of expiration or lapsing of the last licensed patent right which MEPL would, but for the license granted in the license agreement, infringe in any country in the geographical territory covered by the license agreement by doing in that country any of the things set out in the license agreement.

2. In addition to the amounts above, beginning in 2006, an $8,000,000 annual milestone license fee is payable under the amended terms of the license agreement for each calendar year ending December 31 during the exclusivity period of the license. The December 31, 2006 license fee has been deferred under the license amendment deed which is discussed below.

License Amendment Deed for Phenoxodiol

In June 2006, we entered into an amendment deed to the license agreement for phenoxodiol. Pursuant to the original term of the license agreement for phenoxodiol we were required to pay an $8,000,000 license milestone fee to Novogen Research Pty Limited in December 2006. The amendment deed extends the date that the $8,000,000 license milestone fee is payable until the earliest receipt by MEPL of the first:

(i)  approval by the FDA of a New Drug Application (NDA) for phenoxodiol;
(ii)  approval or authorization of any kind to market phenoxodiol in the United States; or
(iii) approval or authorization of any kind by a government agency in any other country to market phenoxodiol.

Upon receipt of any of the above, we must pay to Novogen, $8,000,000, together with interest on that amount from (and including) December 31, 2006, calculated at the bank bill rate. This milestone license fee replaces the $8,000,000 December 31, 2006 milestone fee.

At June 30, 2005 an amount of $2,000,000 was accrued and reflected in amounts due to Novogen, representing 50% of the $4,000,000 milestone payment payable to Novogen on December 31, 2005 under the terms of the license agreement with Novogen. We paid the $4,000,000 due to Novogen at the end of January 2006. The license amendment deed provides that the next milestone license fee is not due until one of the approvals set out above is obtained. Therefore no license fees have been accrued at September 30, 2006.

License Agreement NV-196 and NV-143

In May 2006, we entered into a second license agreement with Novogen for two oncology compounds, NV-196 and NV-143. NV-196 is being developed initially in oral form for pancreatic and bile duct cancer and is currently in Phase I human testing. NV-143 is targeted for the treatment of melanoma, also in oral dose form, and is in the pre-clinical testing stage. The license agreement is an agreement under which Novogen’s subsidiary, Novogen Research Pty Limited, grants to MEPL a worldwide non-transferable license under its patents and patent applications and in its know-how to conduct clinical trials and commercialize and distribute NV-196 and NV-143 products. The license agreement covers uses of NV-196 and NV-143 in the field of prevention, treatment or cure of cancer in humans delivered in all forms except topical applications. The license is exclusive until the expiration or lapsing of the last relevant Novogen patents or patent applications in the world and thereafter is non-exclusive. MEPL may terminate the agreement by giving three months’ notice to Novogen. MEPL paid $1,000,000 to Novogen in May 2006 which was the first lump sum license fee payment due under the terms of the license agreement. We are required to make payments under the terms of this second license agreement with Novogen as follows:

1.  A lump sum license fee of $1,000,000 is payable to Novogen on the commencement date of the license in consideration of the license granted. This initial lump sum license fee was paid to Novogen in May 2006.

2.  MEPL must pay to Novogen the following milestone license fees upon the occurrence of the corresponding milestone as set forth below:

a)	the first license product containing NV-196 to reach a milestone as set forth below; and
b)	the first licensed product containing NV-143 to reach a milestone as set forth below.
The milestone license fees are:
i)
$1,000,000 on the date an investigational new drug application (IND) for the licensed product goes into effect or the equivalent approval of a government agency is obtained in another country. If this event does not occur before March 31, 2008 then this amount will be due on this date;

ii)
$2,000,000 on the date of enrollment of the first clinical trial subject in a Phase II clinical trial of the licensed product. If this event does not occur before June 30, 2009, then this amount will be due on this date;

iii)
$3,000,000 on the date of enrollment of the first clinical trial subject in a Phase III clinical trial of the licensed product. If this event does not occur before December 31, 2011, then this amount will be due on this date; and

iv)
$8,000,000 on the date of first receipt of a NDA for the licensed product from the FDA or equivalent approval from a government agency in another country. If this event does not occur before December 31, 2013, then this amount will be due on this date.

3.  MEPL must pay Novogen royalties of 5.0% of all net sales and 25% of commercialization income for the term of the license. The royalty rate is reduced by 50% if the licensed patent rights in any country or territory expire, lapse, are revoked, does not exist or is assigned to MEPL and the product is entirely manufactured and supplied in such country.

4.  Minimum royalties of $3,000,000 per year are payable following the date of first receipt of an NDA for a licensed product from the FDA (or equivalent approval from a government agency in any other country) until the expiration of the term.

We will also be required to make payments to Novogen under the services agreement and manufacturing license and supply agreement.

We do not intend to incur any significant capital expenditures in the foreseeable future.

We are currently assessing the future cash requirements needed to fund new clinical trial initiatives and licensing options available under the license option deed.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2006:

	Payment due by period (in thousands)
Contractual Obligations	Total	less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Purchase Obligations	$7,550	$5,072	$2,478	$-	$-

Total	$7,550	$5,072	$2,478	$-	$-

No amounts have been included for future payments to Novogen which may arise in connection with the license agreements for phenoxodiol, NV-196 and NV-143, the services agreement or the manufacturing license and supply agreement as future payments under the terms of the agreements are subject to termination provisions.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We place cash in “on call” deposits and short term investments with high quality financial institutions.

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not use derivative financial instruments to hedge our risks associated with the fluctuations of interest rates.

Foreign Currency Risk

We conduct a portion of our business in various currencies, primarily in U.S. and Australian dollars. At September 30, 2006, we had not established a foreign currency hedging program. Net foreign exchange gains during the three months ended September 30, 2006 were $19,000 compared with net foreign exchange losses of $3,000 during the three months ended September 30, 2005. Foreign exchange gains and losses occur upon consolidation of MEPL, which uses U.S. dollars as its functional currency and also engages in transactions in foreign currencies. MEPL’s accounts are denominated in Australian dollars. Translation of MEPL’s financial statements into U.S. dollars did not have a material impact on our financial position.

We do not consider the effects of foreign currency movements to be a material risk to our financial condition.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A: Risk Factors

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2006, could materially and adversely effect our business, financial condition and results of operations. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

The risk factor titled “We depend on a number of key personnel whose services are provided by Novogen under our services agreement. If we are not able to procure these services in the future, the strategic direction of the clinical development program would be disrupted, causing a delay in our commercialization program.” in our Annual Report on Form 10-K for the year ended June 30, 2006, is amended in its entirety to read as follows:

“We depend on a number of key personnel whose services are provided by Novogen under our services agreement. If we are not able to procure these services in the future, the strategic direction of the clinical development program may be disrupted, causing a delay in our commercialization program”

We currently rely on Professor Alan Husband, Novogen Research Director and Mr. Christopher Naughton, our President and Chief Executive Officer, to provide the strategic direction for the clinical development of phenoxodiol. If we are unable to secure the ongoing services of Professor Husband and Mr. Naughton, the clinical program for phenoxodiol may be disrupted and may cause delays in obtaining marketing approval. Novogen continues to maintain employment agreements with Professor Husband and Mr. Naughton.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits
Exhibit Index

Exhibits

31.1   Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2   Certification required by Rule 13a-14(a) or Rule 15d-14(a)
  32      Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL EDWARDS, INC.

/s/ DAVID SEATON

David R. Seaton
Chief Financial Offer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 7, 2006

Exhibit 31.1
CERTIFICATION

I, Christopher Naughton, certify that:

1.	I have reviewed this report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2006                  /s/CHRISTOPHER NAUGHTON

          Christopher Naughton
          Chief Executive Officer

Exhibit 31.2
CERTIFICATION

I, David Ross Seaton, certify that:

1.	I have reviewed this report on Form 10-Q of Marshall Edwards, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this report is being prepared:

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.
The Company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2006                    /s/ DAVID SEATON

         David R. Seaton
         Chief Financial Officer

Exhibit 32

CERTIFICATION

Pursuant to the requirement set forth in Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350), Christopher Naughton, the President and Chief Executive Officer of Marshall Edwards, Inc. (the “Registrant”), and David R. Seaton, the Chief Financial Officer of the Registrant, each hereby certifies that, to his or her knowledge:

1.
The Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, to which this Certification is attached as Exhibit 32 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Registrant at the end of the period covered by the Periodic Report and results of operations of the registrant for the period covered by the Periodic Report.

These certifications accompany the Form 10-Q to which they relate, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Dated: November 7, 2006

/s/ CHRISTOPHER NAUGHTON

Christopher Naughton
Chief Executive Officer

 /s/ DAVID SEATON

 David R. Seaton
 Chief Financial Officer